Form 10-Q
period 1997-03-31
TRANSTAR CAPITAL CORP
filed 1997-05-12
CIK 916534

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from           to
                                                 ---------    ---------
                  Commission File Number
                                         ----------------

                            TRANSTAR HOLDINGS, L.P.
                          TRANSTAR CAPITAL CORPORATION

             (Exact name of registrant as specified in its charter)


          DELAWARE                                              13-3486874

          DELAWARE                                              13-3745313

(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                                345 PARK AVENUE
                               NEW YORK, NY 10154
             (Address and zip code of principal executive offices)

                                 (212) 935-2626
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    X                No
                              -------                -------

-------------------------------------------------------------------------------

                            Transtar Holdings, L.P.
                          Transtar Capital Corporation
                                   Form 10-Q
                     Quarterly Period Ended March 31, 1997

                                     INDEX

                                                                                                                  PAGE
                                                                                                                  ----
PART I -  FINANCIAL INFORMATION

         A.       TRANSTAR HOLDINGS, L.P.
                           Consolidated Balance Sheet                                                               3
                           Consolidated Statements of Income and Partners' Equity                                   4
                           Consolidated Statement of Cash Flows                                                     5
                           Notes to Consolidated Financial Statements                                               6
                           Management's Discussion and Analysis of Financial
                              Condition and Results of Operations                                                   8

         B.       TRANSTAR, INC.
                           Consolidated Balance Sheet                                                               9
                           Consolidated Statements of Income and Retained Earnings                                 10
                           Consolidated Statement of Cash Flows                                                    11
                           Notes to Consolidated Financial Statements                                              12
                           Management's Discussion and Analysis of Financial
                              Condition and Results of Operations                                                  13

PART II -  OTHER INFORMATION                                                                                       15

SIGNATURE                                                                                                          16

PART I - FINANCIAL INFORMATION
  A.  TRANSTAR HOLDINGS, L.P.

                            TRANSTAR HOLDINGS, L.P.
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                            March 31,                   December 31,
                                                               1997                         1996
                                                        ------------------           ------------------
                                                                    (dollars in thousands)

    ASSETS
Current assets:
  Cash and cash equivalents                                   $        290                 $        386
  Other current assets                                                 242                          329
                                                        ------------------           ------------------
    Total current assets                                               532                          715
Restricted cash                                                     39,623                       44,579
Investment in Transtar                                               1,426                          491
Other assets                                                         4,921                        5,105
                                                        ------------------           ------------------
    Total assets                                                  $ 46,502                   $   50,890
                                                        ==================           ==================

    LIABILITIES
Current liabilities:
  Accounts payable and other current liabilities               $       359                  $       729
Long-term debt                                                     153,712                      148,767
                                                        ------------------           ------------------
    Total liabilities                                              154,071                      149,496
   PARTNERS' EQUITY (DEFICIT)                                     (107,569)                     (98,606)
                                                        ------------------           ------------------
    Total liabilities and partners' equity                      $   46,502                   $   50,890
                                                        ==================           ==================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            TRANSTAR HOLDINGS, L.P.
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)

                                                             For the quarter ended
                                                                   March 31,
                                                     -------------------------------------
                                                           1997                  1996
                                                     ---------------        --------------
                                                            (dollars in thousands)
Revenues                                                 $         -          $          -
                                                     ---------------        --------------
Operating expenses:
    Selling, general and administrative expenses                 114                   130
                                                     ---------------        --------------
        Operating (loss)                                        (114)                 (130)
Interest income                                                  596                   305
Interest and other financial expenses                         (5,130)               (4,529)
                                                     ---------------        --------------
    (Loss) before equity in earnings of Transtar              (4,648)               (4,354)
Equity in earnings of Transtar                                   935                   347
                                                     ---------------        --------------
    Net (loss)                                            $   (3,713)           $   (4,007)
                                                     ===============        ==============


                   CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                                   (UNAUDITED)

Partners' equity (deficit), beginning of period          $   (98,606)           $ (117,306)
Distribution to partners                                      (5,250)                 (900)
Net (loss)                                                    (3,713)               (4,007)
                                                     ---------------        --------------
Partners' equity (deficit), end of period                 $ (107,569)           $ (122,213)
                                                     ===============        ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            TRANSTAR HOLDINGS, L.P.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                            For the quarter ended
                                                                                  March 31,
                                                                  ------------------------------------------
                                                                        1997                       1996
                                                                  ---------------            ---------------
                                                                            (dollars in thousands)

OPERATING ACTIVITIES:
Net (loss)                                                               $ (3,713)                  $ (4,007)
Adjustments to reconcile to net cash used
 for operating activities:
  Amortization                                                                 86                         99
  Non-cash interest and other financial expenses                            5,130                      4,529
  Non-cash interest income                                                   (594)                      (303)
  Equity in earnings of Transtar                                             (935)                      (347)
  Changes in:
    Accounts payable                                                         (370)                      (203)
                                                                  ---------------            ---------------
        Net cash used for operating activities                               (396)                      (232)
                                                                  ---------------            ---------------

INVESTING ACTIVITIES:
        Net cash provided by investing activities                              --                         --
                                                                  ---------------            ---------------

FINANCING ACTIVITIES:
Distribution to partners                                                   (5,250)                      (900)
Withdrawal from restricted cash                                             5,550                      1,225
                                                                  ---------------            ---------------
        Net cash provided by financing activities                             300                        325
                                                                  ---------------            ---------------

Increase (decrease) in cash and cash equivalents                              (96)                        93
Cash and cash equivalents at beginning of period                              386                         95
                                                                  ---------------            ---------------
Cash and cash equivalents at end of period                              $     290                   $    188
                                                                  ===============            ===============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            TRANSTAR HOLDINGS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 31, 1997

NOTE 1: BASIS OF FINANCIAL STATEMENT PRESENTATION:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations for the three month period ended March 31, 1997 have been included. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this quarterly report, reference should be made to the financial statements, schedules and notes contained in Transtar Holdings, L.P.'s (Holdings) Annual Report on Form 10-K for the year ended December 31, 1996. Transtar Capital Corporation (TCC), a subsidiary of Holdings, is a shell corporation which has nominal assets and no liabilities, operations or cash flows. Accordingly, the financial statements of TCC are not presented because they do not provide material information to investors.

NOTE 2: LONG-TERM DEBT:

On December 7, 1993, Holdings and TCC (Issuers) issued $218 million aggregate principal amount of 13.375% Senior Discount Notes due December 15, 2003 (Notes). The Notes are the joint and several obligations of the Issuers. An original issue discount of $118 million will be amortized over a six year period commencing December 15, 1993 and ending December 15, 1999. Interest will be payable semi-annually in arrears on June 15 and December 15 commencing on June 15, 2000. The Notes have a principal amount at maturity of $218 million. The carrying value represents the principal at maturity less the unamortized discount. The Notes are not guaranteed by Transtar, Inc. (Transtar) or any of its subsidiaries and are subordinated to all existing and future liabilities of the Issuers' subsidiaries. Interest expense attributable to the Notes was $4.9 million and $4.3 million in the first quarter of 1997 and 1996, respectively.

NOTE 3: RELATED PARTY TRANSACTIONS:

         On August 29, 1996, Transtar declared a cash dividend in the amount of $850 per share on both its Class A Voting Common Stock (Voting Stock) and its Class B Nonvoting Common Stock (Nonvoting Stock) to holders of record of the stock on August 27, 1996. Holdings received $8.7 million on August 29, 1996, representing its 53% economic interest in the Transtar dividend. Pursuant to an Indenture Agreement relating to the issuance of the Notes (the Notes Indenture), the dividend payment was paid into an escrow account. On November 26, 1996, Transtar declared a cash dividend of $1,275 per share on both its Voting Stock and its Nonvoting Stock to holders of record of the stock on November 22, 1996. Holdings received $13.0 million on November 26, 1996, representing its 53% economic interest in the Transtar dividend. In accordance with the Notes Indenture, this dividend was paid into the escrow account.

         In February, 1997, in accordance with the Notes Indenture, Holdings offered to repurchase a portion of the Notes at an offer price equal to 101% of the accreted value of such Notes on the date of purchase. The offer to purchase the Notes was made by a notice to holders of the Notes and was held open for 20 business days. No Notes were tendered for repurchase. In March 1997, in accordance with the Notes Indenture and an agreement governing the escrow account, Holdings withdrew from the escrow account $5.3 million to distribute to its partners and $0.3 million to pay certain administrative expenses.

         In 1995, Transtar declared two cash dividends, each in the amount of $1,450 per share, on both its Voting Stock and its Nonvoting Stock to holders of record of the stock on October 27, 1995. The first dividend was paid on October 31, 1995 and the second was paid on December 29, 1995. Holdings received $14.8 million on October 31, 1995 and $14.8 million on December 29, 1995, representing its 53% economic interest in the Transtar dividend.

                            TRANSTAR HOLDINGS, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

         In accordance with the Notes Indenture, both dividend payments were paid into an escrow account. In the first quarter of 1996, Holdings distributed $0.9 million to its partners, and used $0.3 million to pay administrative expenses. Holdings offered to repurchase a portion of the Notes at an offer price equal to 101% of the accreted value of such Notes on the date of purchase. The offer to purchase the Notes was made by a notice to holders of the Notes and was held open for 20 business days. No Notes were tendered for repurchase.

         Funds in the escrow account are invested in cash equivalents and may only be released to pay interest and principal on the Notes, make a Restricted Payment (as defined by the Notes Indenture), purchase or optimally redeem Notes or to pay administrative expenses of Holdings. Interest earned on the escrow balance amounted to $0.6 million and $0.3 million in the first quarter of 1997 and 1996, respectively.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations includes an analysis of Holdings' equity investment in Transtar, Inc. (Transtar). Holdings is a Delaware limited partnership. It was originally formed in 1988 as Blackstone Transportation Partners L. P. (BTP) for the sole purpose of holding voting and nonvoting stock of Transtar. BTP was renamed Transtar Holdings, L. P. in November 1993. Holdings earnings are derived solely from its 53.0 percent economic interest in Transtar. The following discussion should be read in conjunction with Holdings' Consolidated Financial Statements and the notes related hereto included within this filing.

                         Transtar Holdings L.P. Results
                   For the Three Months ended March 31, 1997
                                Compared to the
                       Three Months ended March 31, 1996

Overall

Holdings recorded a net loss in the first quarter of 1997 of $3.7 million. This represents a $0.3 million improvement from the $4.0 million net loss recorded during the same period of 1996 (See Revenues and Expenses). Holdings' results include its equity investment in Transtar. For a discussion of results of operations of Transtar, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" for Transtar, Inc.

Revenues and Expenses

Holdings did not record any revenues in the first quarters of 1997 or 1996. Holdings' selling, general and administrative expenses of $0.1 million during the first three months of 1997 were slightly lower than those incurred during the first quarter of 1996. Equity earnings of Transtar and interest income improved from the first quarter of 1996 by $0.6 million and $0.3 million, respectively. Interest and other financial expense increased by $0.6 million to $5.1 million in the first quarter of 1997 over the similar period in the prior year.

Liquidity and Capital Resources

During 1996, Transtar declared two cash dividends, the first in the amount of $850 per share and the second in the amount of $1,275 per share, on both its Class A Voting Common Stock and its Class B Nonvoting Common Stock. Holdings received dividends totaling $21.7 million, representing its 53 percent economic interest in Transtar. Pursuant to an Indenture Agreement relating to the issuance of the Notes (Notes Indenture), both dividends were deposited into an escrow account. In accordance with the Notes Indenture and an agreement governing the escrow account, during the first quarter of 1997 Holdings withdrew from the escrow account $5.3 million to distribute to its partners and $0.3 million to pay administrative expenses. In the first quarter of 1996, Holdings distributed $0.9 million to its partners and paid $0.3 million of administrative expenses from dividends received from Transtar in 1995.

In February 1997 and January 1996, Holdings offered to repurchase a portion of its Senior Discount Notes at an offer price equal to 101 percent of the accreted value of such notes on the date of purchase. These offers to purchase the notes were made by a notice to holders of the Senior Discount Notes and were held open for 20 business days. No notes were tendered for repurchase. During the first quarter of 1997, Holdings earned $0.6 million in interest from the balance in the escrow account, an increase of $0.3 million over the same period of 1996.

The only business activity of Holdings is its investment in Transtar. Holdings does not require any additional liquidity or capital resources, other than for professional fees and certain other administrative expenses, until the first cash interest payment is due on the Notes on June 15, 2000.

B.  TRANSTAR, INC.

                                 TRANSTAR, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                                   March 31,               December 31,
                                                                      1997                     1996
                                                              --------------------      ------------------
                                                                         (dollars in thousands)

  ASSETS
Current assets:
  Cash and cash equivalents                                                $18,151                 $24,691
  Accounts receivable from related parties                                  18,080                  18,611
  Accounts receivable from others                                           44,729                  46,335
  Other current assets                                                      11,350                   5,513
                                                              --------------------      ------------------
    Total current assets                                                    92,310                  95,150
Property, plant, and equipment,
  less accumulated depreciation                                            380,346                 385,637
Operating parts and supplies                                                16,362                  15,896
Other assets                                                                18,927                  18,452
                                                              --------------------      ------------------
    Total assets                                                         $ 507,945               $ 515,135
                                                              ====================      ==================

  LIABILITIES
Current liabilities:
  Accounts payable                                                      $   67,695              $   66,030
  Payroll and benefits payable                                              35,179                  37,318
  Accrued taxes                                                              7,638                  10,328
  Accrued interest                                                           1,933                   2,906
  Current portion of long-term debt                                         51,600                  61,603
  Other current liabilities                                                  6,116                   1,526
                                                              --------------------      ------------------
    Total current liabilities                                              170,161                 179,711
Long-term debt less current portion                                        196,400                 196,400
Postretirement benefits other than pensions                                103,688                 102,707
Deferred credits and other liabilities                                      35,027                  35,412
                                                              --------------------      ------------------
    Total liabilities                                                      505,276                 514,230

Commitments and contingencies

  STOCKHOLDERS' EQUITY
Common stock                                                                 1,000                   1,000
Paid-in capital                                                             23,849                  24,000
Retained earnings (deficit)                                                (16,058)                (17,822)
Treasury stock                                                              (6,122)                 (6,273)
                                                              --------------------      ------------------
    Total stockholders' equity                                               2,669                     905
                                                              --------------------      ------------------
    Total liabilities and stockholders' equity                           $ 507,945               $ 515,135
                                                              ====================      ==================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 TRANSTAR, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)

                                                                    For the quarter ended
                                                                          March 31,
                                                          -----------------------------------------
                                                                 1997                    1996
                                                          ------------------        ---------------
                                                                   (dollars in thousands)
Revenues from related parties                                       $ 53,225               $ 49,813
Revenues from others                                                  42,856                 45,954
                                                          ------------------        ---------------
  Total revenues                                                      96,081                 95,767
                                                          ------------------        ---------------
Operating expenses (excluding items shown below)                      79,327                 79,689
Selling, general, and administrative expenses                          2,620                  2,757
Depreciation and amortization                                          6,633                  6,724
                                                          ------------------        ---------------
  Total operating expenses                                            88,580                 89,170
                                                          ------------------        ---------------
    Operating income                                                   7,501                  6,597
Other income                                                             189                    234
Interest income                                                          133                    138
Interest and other financial expenses                                 (4,654)                (5,578)
                                                          ------------------        ---------------
  Income before income taxes                                           3,169                  1,391
Less provision for income taxes                                        1,405                    736
                                                          ------------------        ---------------
  Net income                                                        $  1,764               $    655
                                                          ==================        ===============


                   CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                                   (UNAUDITED)

Retained earnings (deficit), beginning of period                    $(17,822)              $(47,847)
Net income                                                             1,764                    655
                                                          ------------------        ---------------
Retained earnings (deficit), end of period                          $(16,058)              $(47,192)
                                                          ==================        ===============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 TRANSTAR, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                           For the quarter ended
                                                                                 March 31,
                                                                 -----------------------------------------
                                                                        1997                   1996
                                                                 ------------------     ------------------
                                                                          (dollars in thousands)
OPERATING ACTIVITIES:
Net income                                                                  $ 1,764               $    655
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation                                                                6,633                  6,724
  Amortization                                                                  165                    185
  Deferred taxes                                                               (271)                  (115)
  (Gain) loss on sale of assets                                                 (36)                     3
Changes in other assets and liabilities                                      (3,433)                (3,460)
                                                                 ------------------     ------------------
    Net cash provided by operating activities                                 4,822                  3,992
                                                                 ------------------     ------------------

INVESTING ACTIVITIES:
Capital expenditures                                                         (1,277)                (3,739)
Proceeds from the sale of assets                                                (31)                   589
                                                                 ------------------     ------------------
    Net cash used for investing activities                                   (1,308)                (3,150)
                                                                 ------------------     ------------------

FINANCING ACTIVITIES:
Repayment of debt                                                           (10,054)                (5,006)
                                                                 ------------------     ------------------
    Net cash used for financing activities                                  (10,054)                (5,006)
                                                                 ------------------     ------------------

Decrease in cash and cash equivalents                                        (6,540)                (4,164)
Cash and cash equivalents at beginning of period                             24,691                 10,618
                                                                 ------------------     ------------------
Cash and cash equivalents at end of period                                  $18,151                $ 6,454
                                                                 ==================     ==================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 TRANSTAR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 31, 1997

NOTE 1: BASIS OF FINANCIAL STATEMENT PRESENTATION:

Separate consolidated financial statements of Transtar are included in this 10-Q because Transtar is a majority owned subsidiary of Holdings which is not consolidated in the consolidated financial statements of Holdings. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations for the three month period ended March 31, 1997 have been included. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this quarterly report, reference should be made to the Transtar financial statements, schedules and notes contained in Holdings' Annual Report on Form 10-K for the year ended December 31, 1996.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                             Transtar, Inc. Results
                   For the Three Months ended March 31, 1997
                                Compared to the
                       Three Months ended March 31, 1996

Overall

Transtar is a transportation holding company composed of three business groups: the Railroad Group, the Great Lakes Fleet (Fleet) and the Barge Group. Transtar's net income for the quarter ending March 31, 1997 was $1.8 million, an increase of $1.1 million when compared with the same period of 1996. This was the best first quarter in Transtar's history. Operating income of $7.5 million recorded in the first quarter of 1997 was $0.9 million greater than the comparable period of 1996. Transtar's first quarter 1997 operating results were favorably affected by handling increased tonnage with reduced employment levels. Operating results during the first quarter of 1996 were unfavorably affected by the severe, weather related, operating conditions that existed during that period.

Operating Revenues

Operating revenues totaled $96.1 million in the first quarter of 1997, an increase of $0.3 million over the first quarter of 1996. The operating revenue increase between these two periods was driven by both the Railroad and Barge Groups, while the Fleet's revenues were 12 percent behind last year's first quarter. The Railroad Group's improvement was achieved as a result of increased traffic volumes of ore and coke. The Barge Group's first quarter revenue improvement was primarily the result of increased traffic volume of iron ore and a charter agreement which maximized equipment usage. The Fleet's revenue decrease from the first quarter of 1996 was a function of fewer operating days.

Operating Expenses

Transtar's operating expenses were $88.6 million for the first quarter or a decrease of $0.6 million from the same period in 1996. The most significant expense decrease from the first quarter of 1996 occurred in employment costs, as fewer employees were necessary because of less severe weather conditions. The Railroad Group's operating expenses increased by $2.0 million for the first quarter of 1997 to $68.0 million. The Railroad Group's cost increases were driven by higher fuel prices, maintenance expenses, state and local taxes, coupled with a 12 percent decrease in car hire earnings (a contra to cost). The Fleet's first quarter operating costs decreased by $2.2 million in 1997 to $11.4 million primarily as a result of fewer sailing days and lower employment costs. The severe weather and ice conditions experienced during the first quarter of 1996 resulted in an additional 94 sailing days to essentially handle the same tonnage that moved in 1997. The Barge Group's operating costs for the first three months of 1997 decreased by $0.2 million to $11.9 million over the comparable period of 1996. Costs decreased primarily as a result of the improved river system operating conditions during 1997's first quarter.

Operating Income

Operating income amounted to $7.5 million for the first quarter, an increase of $0.9 million over the same quarter in 1996. The first quarter of 1996 operating results were influenced by additional expenses brought on by sub-zero winter temperatures in the Great Lakes Region and adverse river conditions in Alabama.

Other Income, net

Transtar's other income, net, decreased by $0.9 million during the first quarter of 1997 when compared with the first three months of 1996. Interest expense recognized during the first quarter of 1997 was $4.7 million, or $0.9 million less than the same period in 1996. The reduction in interest expense was attributable to lower outstanding debt and slightly lower interest rates during the first quarter of 1997.

Provision for Income Taxes

Transtar's provision for income taxes increased $0.7 million during the first quarter of 1997, when compared to the same period of 1996, directly as a result of higher before tax earnings in 1997.

Liquidity and Capital Resources

Transtar's cash and temporary investments were $18.2 million at March 31, 1997, or $11.7 million greater than at the end of the first quarter of 1996. Cash flow from operating activities during the three months ended March 31, 1997 amounted to $4.8 million or $0.8 million more than was generated during the same period of 1996. Contributing to this improvement were decreased receivable levels, which were reduced by $2.1 million from the amount open at March 31, 1996. Gross capital expenditures amounted to $1.3 million in the first quarter of 1997, a decrease of $2.5 million from the same period of 1996. Proceeds from the disposition of assets were $0.6 million less in the first quarter of 1997 than 1996.

During the first quarter of 1997, Transtar repaid $10.0 million of debt. Transtar did not retire any of its Term Loan Facility obligation during 1996's first three months, but did repay $5.0 million against its Revolving Credit Facility. Since a December 7, 1993 refinancing, Transtar has retired $197.0 million of its long-term obligations. Transtar currently has nothing outstanding against its $25.0 million Revolving Credit Facility, except nominal letters of credit.

PART II -  OTHER INFORMATION

Item 1.  Legal Proceedings

Holdings and TCC had no reportable events of material pending legal proceedings other than ordinary routine litigation incidental to the business during the three month period ended March 31, 1997.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     27.  Financial Data Schedule

(b)  Reports on 8-K

     Holdings and TCC did not file any Current Reports on Form 8-K during the quarter ended March 31, 1997.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:

                                             TRANSTAR HOLDINGS, L.P.
                                             TRANSTAR CAPITAL CORPORATION

                                             By:   /s/ HOWARD A. LIPSON
                                                 -----------------------------
                                                   Howard A. Lipson, Treasurer