Form 10-Q
period 1997-06-30
TRANSTAR CAPITAL CORP
filed 1997-08-13
CIK 916534

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

   [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1997

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

            Commission File Number _______________

                            TRANSTAR HOLDINGS, L.P.
                          TRANSTAR CAPITAL CORPORATION

             (Exact name of registrant as specified in its charter)


                          DELAWARE                                                   13-3486874

                          DELAWARE                                                   13-3745313

(State or other jurisdiction of incorporation or organization)          (I.R.S. Employer Identification No.)

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

                         Yes __X__             No _____


-------------------------------------------------------------------------------

                            Transtar Holdings, L.P.
                          Transtar Capital Corporation
                                   Form 10-Q
                      Quarterly Period Ended June 30, 1997

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

PART I - FINANCIAL INFORMATION
   A.  TRANSTAR HOLDINGS, L.P.

                            TRANSTAR HOLDINGS, L.P.
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                                June 30,            December 31,
                                                                  1997                  1996
                                                           ------------------      --------------
                                                                    (dollars in thousands)
    ASSETS
Current assets:
  Cash and cash equivalents                                      $     253             $     386
  Other current assets                                                 157                   329
                                                                 ---------             ---------
    Total current assets                                               410                   715
Restricted cash                                                     40,181                44,579
Investment in Transtar                                              12,311                   491
Other assets                                                         4,736                 5,105
                                                                 ---------             ---------
    Total assets                                                 $  57,638             $  50,890
                                                                 =========             =========

    LIABILITIES
Current liabilities:
  Accounts payable and other current liabilities                 $     367             $     729
Long-term debt                                                     159,537               148,767
                                                                 ---------             ---------
    Total liabilities                                              149,904               149,767
                                                                                       ---------
   PARTNERS' EQUITY (DEFICIT)                                     (102,266)              (98,606)
                                                                 ---------             ---------
    Total liabilities and partners' equity                       $  57,638             $  50,890
                                                                 =========             =========


The accompanying notes are an integral part of these consolidated financial statements.

                            TRANSTAR HOLDINGS, L.P.
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)

                                                          Three months ended                         Six months ended
                                                                June 30,                                  June 30,
                                                     ------------------------------            ------------------------------
                                                       1997                  1996                1997                  1996
                                                     --------              --------            --------              --------
                                                        (dollars in thousands)                      (dollars in thousands)

Revenues                                             $    --               $    --             $     --               $    --
                                                     -------               -------             --------               -------
Operating expenses:
    Selling, general and administrative expenses         133                   152                  247                   282
                                                     -------               -------             --------               -------
        Operating (loss)                                (133)                 (152)                (247)                 (282)
Interest income                                          561                   292                1,157                   597
Interest and other financial expenses                 (6,009)               (4,577)             (11,139)               (9,106)
                                                     -------               -------             --------               -------
    (Loss) before equity in earnings of Transtar      (5,581)               (4,437)             (10,229)               (8,791)
Equity in earnings of Transtar                        11,055                10,061               11,990                10,408
                                                     -------               -------             --------               -------
    Net income                                       $ 5,474               $ 5,624             $  1,761               $ 1,617
                                                     =======               =======             ========               =======


                             CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                                             (UNAUDITED)


Partners' equity (deficit), beginning of period      ($107,569)            ($122,213)             ($98,606)            ($117,306)
Distribution to partners                                    --                    --                (5,250)                 (900)
Net income                                               5,474                 5,624                 1,761                 1,617
Other adjustments to partners' equity                     (171)                   --                  (171)                   --
                                                     ---------             ---------             ---------             ---------
Partners' equity (deficit), end of period            ($102,066)            ($116,589)            ($102,066)            ($116,589)
                                                     =========             =========             =========             =========


The accompanying notes are an integral part of these consolidated financial statements.

                            TRANSTAR HOLDINGS, L.P.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                          Six months ended
                                                                               June 30,
                                                               ------------------------------------------
                                                                    1997                       1996
                                                               ---------------            ---------------
                                                                         (dollars in thousands)
OPERATING ACTIVITIES:
Net income                                                        $  1,761                   $  1,617
Adjustments to reconcile to net cash (used)
 by operating activities:
  Amortization                                                         172                        199
  Non-cash interest and other financial expenses                    11,139                      9,106
  Non-cash interest income                                          (1,152)                      (595)
  Equity in earnings of Transtar                                   (11,990)                   (10,408)
  Changes in:
    Accounts payable                                                  (363)                      (317)
                                                                  --------                   --------
        Net cash (used) by operating activities                       (433)                      (398)
                                                                  --------                   --------

INVESTING ACTIVITIES:
        Net cash provided by investing activities                       --                         --
                                                                  --------                   --------

FINANCING ACTIVITIES:
Distribution to partners                                            (5,250)                      (900)
Withdrawal from restricted cash                                      5,550                      1,225
                                                                  --------                   --------
        Net cash provided by financing activities                      300                        325
                                                                  --------                   --------
(Decrease) in cash and cash equivalents                               (133)                       (73)
Cash and cash equivalents at beginning of period                       386                         95
                                                                  --------                   --------
Cash and cash equivalents at end of period                        $    253                   $     22
                                                                  ========                   ========


The accompanying notes are an integral part of these consolidated financial statements.

                            TRANSTAR HOLDINGS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 June 30, 1997

NOTE 1: BASIS OF FINANCIAL STATEMENT PRESENTATION:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations for the three and six month periods ended June 30, 1997 have been included. The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedules and notes contained in Transtar Holdings, L.P.'s (Holdings) Annual Report on Form 10-K for the year ended December 31, 1996. Transtar Capital Corporation (TCC), a subsidiary of Holdings, is a shell corporation which has nominal assets and no liabilities, operations or cash flows. Accordingly, the financial statements of TCC are not presented because they do not provide material information to investors.

NOTE 2: LONG-TERM DEBT:

On December 7, 1993, Holdings and TCC (Issuers) issued $218 million aggregate principal amount of 13.375% Senior Discount Notes due December 15, 2003 (Notes). The Notes are the joint and several obligations of the Issuers. An original issue discount of $118 million will be amortized over a six year period commencing December 15, 1993 and ending December 15, 1999. Interest will be payable semi-annually in arrears on June 15 and December 15 commencing on June 15, 2000. The Notes have a principal at maturity of $218 million. The carrying value represents the principal at maturity less the unamortized discount. The Notes are not guaranteed by Transtar, Inc. (Transtar) or any of its subsidiaries and are subordinated to all existing and future liabilities of the Issuers' subsidiaries. Interest expense attributable to the Notes was $10.8 million and $8.7 million in the first half of 1997 and 1996, respectively, and was $5.8 million and $4.4 million in the second quarter of 1997 and 1996, respectively.

NOTE 3: RELATED PARTY TRANSACTIONS:

         On August 29, 1996, Transtar declared a cash dividend in the amount of $850 per share on both its Class A Voting Common Stock (Voting Stock) and its Class B Nonvoting Common Stock (Nonvoting Stock) to holders of record of the stock on August 27, 1996. Holdings received $8.7 million on August 29, 1996, representing its 53% economic interest in the Transtar dividend. Pursuant to an Indenture relating to the issuance of the Notes (the Notes Indenture), the dividend payment was paid into an escrow account. On November 26, 1996, Transtar declared a cash dividend of $1,275 per share on both its Voting Stock and its Nonvoting Stock to holders of record of the stock on November 22, 1996. Holdings received $13.0 million on November 26, 1996, representing its 53% economic interest in the Transtar dividend. In accordance with the Notes Indenture, this dividend was paid into the escrow account.

         In February, 1997, in accordance with the Notes Indenture, Holdings offered to repurchase a portion of the Notes at an offer price equal to 101% of the accreted value of such Notes on the date of purchase. The offer to purchase the Notes was made by a notice to holders of the Notes and was held open for 20 business days. No Notes were tendered for repurchase. In the first half of 1997, in accordance with the Notes Indenture and an agreement governing the escrow account, Holdings withdrew from the escrow account $5.3 million to distribute to its partners and $0.3 million to pay certain administrative expenses.

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

                            TRANSTAR HOLDINGS, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

         In accordance with the Notes Indenture, both dividend payments were paid into an escrow account. In the first half of 1996, Holdings distributed $0.9 million to its partners, and used $0.3 million to pay administrative expenses. Holdings offered to repurchase a portion of the Notes at an offer price equal to 101% of the accreted value of such Notes on the date of purchase. The offer to purchase the Notes was made by a notice to holders of the Notes and was held open for 20 business days. No Notes were tendered for repurchase.

         Funds in the escrow account are invested in cash equivalents and may only be released to pay interest and principal on the Notes, make a Restricted Payment (as defined by the Notes Indenture), purchase or optionally redeem Notes or to pay administrative expenses of Holdings. Interest earned on the escrow balance was $1.2 million and $0.6 million in the first half of 1997 and 1996, respectively, and was $0.6 million and $0.3 million in the second quarter of 1997 and 1996, respectively.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations includes an analysis of Holdings' equity investment in Transtar. Holdings is a Delaware limited partnership. It was originally formed in 1988 as Blackstone Transportation Partners L. P. ("BTP") for the sole purpose of holding voting and non-voting stock of Transtar. BTP was renamed Transtar Holdings, L.P. in November 1993. Holdings earnings are derived solely from its
53.0 percent economic interest in Transtar. The following discussion should be read in conjunction with Holdings' Consolidated Financial Statements and the notes related hereto included within this filing.

                           Transtar Holdings Results
                For the Three and Six Months ended June 30, 1997
                                  Compared to
                    Three and Six Months ended June 30, 1996

Overall

Holdings recorded net income for the second quarter and the first half of 1997 of $5.5 and $1.8 million, respectively. This represents a $0.1 million decrease and $0.2 million increase, respectively, from the $5.6 million and $1.6 million of net income recorded during the second quarter and the first half of 1996. Holdings' results reflect its equity investment in Transtar. For a discussion of results of operations of Transtar, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" for Transtar, Inc.

Revenues and Expenses

Holdings did not record any revenues in either 1997 or 1996. Holdings' selling, general and administrative expenses in 1997 were slightly lower than those incurred in both periods of 1996. Both the equity earnings of Transtar and interest income improved from 1996 levels, as equity earnings increased by $1.0 million and $1.6 million and interest income by $0.3 million and $0.6 million from the second quarter and first half of 1996, respectively. Interest and other financial expenses increased by $1.4 million and $2.0 million, respectively, during the second quarter and first half to $6.0 and $11.1 million in 1997.

Liquidity and Capital Resources

During 1996, Transtar declared two cash dividends, the first in the amount of $850 per share and the second in the amount of $1,275 per share, on both its Class A Voting Common Stock and its Class B Nonvoting Common Stock. Holdings received dividends totaling $21.7 million, representing its 53 percent economic interest in the Transtar dividend. Pursuant to an Indenture relating to the issuance of the Notes (Notes Indenture), both dividends were deposited into an escrow account. In accordance with the Notes Indenture and an agreement governing the escrow account, during the first quarter of 1997 Holdings withdrew from the escrow account $5.3 million to distribute to its partners and $0.3 million to pay administrative expenses. In the first quarter of 1996, Holdings distributed $0.9 million to its partners and paid $0.3 million of administrative expenses from dividends received from Transtar in 1995. There were no further distributions during the second quarter of either 1996 or 1997.

In February 1997 and January 1996, Holdings offered to repurchase a portion of its Senior Discount Notes at an offer price equal to 101% of the accreted value of such notes on the date of purchase. These offers to purchase the notes were made by a notice to holders of the Senior Discount Notes and were held open for 20 business days. No notes were tendered for repurchase. Holdings earned interest from the balance in the escrow account for the second quarter and the first half of 1997 of $0.6 million and $1.2 million, respectively.

The only business activity of Holdings is its investment in Transtar. It is not anticipated that Holdings will require any additional liquidity or capital, other than for professional fees and certain other administrative expenses, until the first cash interest payment is due on the Notes on June 15, 2000.

B.  TRANSTAR, INC.

                                 TRANSTAR, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                                           June 30,             December 31,
                                                                             1997                   1996
                                                                      -----------------      ------------------
                                                                               (dollars in thousands)
  ASSETS
Current assets:
  Cash and cash equivalents                                               $ 26,936                $ 24,691
  Accounts receivable from related parties                                  20,642                  18,611
  Accounts receivable from others                                           46,098                  46,335
  Other current assets                                                       9,372                   5,513
                                                                          --------                --------
    Total current assets                                                   103,048                  95,150
Property, plant, and equipment,
  less accumulated depreciation                                            378,326                 385,637
Operating parts and supplies                                                19,199                  15,896
Other assets                                                                18,974                  18,452
                                                                          --------                --------
    Total assets                                                          $519,547                $515,135
                                                                          ========                ========

  LIABILITIES
Current liabilities:
  Accounts payable                                                        $ 68,438                 $66,030
  Payroll and benefits payable                                              38,349                  37,318
  Accrued taxes                                                             17,529                  10,328
  Accrued interest                                                           1,433                   2,906
  Current portion of long-term debt                                         53,000                  61,603
  Other current liabilities                                                  4,127                   1,526
                                                                          --------                --------
    Total current liabilities                                              182,876                 179,711
Long-term debt less current portion                                        169,000                 196,400
Postretirement benefits other than pensions                                104,731                 102,707
Deferred credits and other liabilities                                      39,601                  35,412
                                                                          --------                --------
    Total liabilities                                                      496,208                 514,230

Commitments and contingencies

  STOCKHOLDERS' EQUITY

Common stock                                                                 1,000                   1,000
Paid-in capital                                                             24,130                  24,000
Retained earnings (deficit)                                                  4,807                 (17,822)
Treasury stock                                                              (6,598)                 (6,273)
                                                                          --------                --------
    Total stockholders' equity                                              23,339                     905
                                                                          --------                --------
    Total liabilities and stockholders' equity                            $519,547                $515,135
                                                                          ========                ========


The accompanying notes are an integral part of these consolidated financial statements.

                                 TRANSTAR, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)

                                                                 Three months ended                    Six months ended
                                                                       June 30,                             June 30,
                                                           -------------------------------     ---------------------------------
                                                               1997               1996               1997               1996
                                                               ----               ----               ----               ----
                                                                (dollars in thousands)               (dollars in thousands)
Revenues from related parties                                $ 85,558           $ 81,834           $135,313           $131,647
Revenues from others                                           56,992             53,385            103,318             99,339
                                                             --------           --------           --------           --------
  Total revenues                                              142,550            135,219            238,631            230,986
                                                             --------           --------           --------           --------
Operating expenses (excluding items shown below)               96,005             90,752            175,332            170,441
Selling, general, and administrative expenses                   2,598              2,649              5,218              5,406
Depreciation and amortization                                   6,741              6,677             13,374             13,401
                                                             --------           --------           --------           --------
  Total operating expenses                                    105,344            100,078            193,924            189,248
                                                             --------           --------           --------           --------
    Operating income                                           37,206             35,141             44,707             41,738
Other income                                                      675                240                864                474
Interest income                                                   276                201                409                339
Interest and other financial expenses                          (4,657)            (5,385)            (9,311)           (10,963)
                                                             --------           --------           --------           --------
  Income before income taxes                                   33,500             30,197             36,669             31,588
Less provision for income taxes                                12,635             11,209             14,040             11,945
                                                             --------           --------           --------           --------
  Net income                                                 $ 20,865           $ 18,988           $ 22,629           $ 19,643
                                                             ========           ========           ========           ========


                                    CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                                                    (UNAUDITED)

Retained earnings (deficit), beginning of period             ($16,058)          ($47,192)          ($17,822)          ($47,847)
Net income                                                     20,865             18,988             22,629             19,643
                                                             --------           --------           --------           --------
Retained earnings (deficit), end of period                   $  4,807           ($28,204)          $  4,807           ($28,204)
                                                             ========           =========          ========           =========


The accompanying notes are an integral part of these consolidated financial statements.

                                 TRANSTAR, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                  Six months ended
                                                                                       June 30,
                                                                      -----------------------------------------
                                                                             1997                   1996
                                                                      ------------------     ------------------
                                                                               (dollars in thousands)
OPERATING ACTIVITIES:
Net income                                                                 $ 22,629              $  19,643
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation                                                               13,374                 13,401
  Amortization                                                                  332                    371
  Deferred taxes                                                              1,070                  1,347
  (Gain) on sale of assets                                                     (252)                    (1)
Changes in other assets and liabilities                                       7,232                 (5,500)
                                                                           --------              ---------
    Net cash provided by operating activities                                44,385                 29,261
                                                                           --------              ---------

INVESTING ACTIVITIES:
Capital expenditures                                                         (6,434)                (8,081)
Proceeds from the sale of assets                                                622                  1,013
                                                                           --------              ---------
    Net cash used for investing activities                                   (5,812)                (7,068)
                                                                           --------              ---------

FINANCING ACTIVITIES:
Repayment of debt                                                           (36,003)               (26,008)
Treasury Stock, net                                                            (325)                    --
                                                                           --------              ---------
    Net cash used for financing activities                                  (36,328)               (26,008)
                                                                           --------              ---------
Increase (Decrease) in cash and cash equivalents                              2,245                 (3,815)
Cash and cash equivalents at beginning of period                             24,691                 10,618
                                                                           --------              ---------
Cash and cash equivalents at end of period                                 $ 26,936              $   6,803
                                                                           ========              =========


The accompanying notes are an integral part of these consolidated financial statements.

                                 TRANSTAR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1997

NOTE 1: BASIS OF FINANCIAL STATEMENT PRESENTATION:

Separate consolidated financial statements of Transtar are included in this 10-Q because Transtar is a majority owned subsidiary of Holdings which is not consolidated in the consolidated financial statements of Holdings. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations for the three and six month periods ended June 30, 1997 have been included. The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the Transtar financial statements, schedules and notes contained in Holdings' Annual Report on Form 10-K for the year ended December 31, 1996.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                                Transtar Results
                For the Three and Six Months ended June 30, 1997
                                Compared to the
                    Three and Six Months ended June 30, 1996

Overall

Transtar is a transportation holding company composed of three business groups: the Railroad Group, the Great Lakes Fleet (Fleet) and the Barge Group. Transtar's net income for the quarter ending June 30, 1997 totaled $20.9 million, or an increase of $1.9 million compared with the same period of 1996. Operating income of $37.2 million recorded for the second quarter of 1997 was $2.1 million greater than the comparable period of 1996. Net income for the six months ended June 30, 1997 was $22.6 million, a $3.0 million increase from the first half of 1996. Operating income of $44.7 million during the first half of 1997 was $3.0 million greater than the same period of 1996. The second quarter operating results were influenced by significant increases in operating revenues and the impact of a limited early retirement program.

Operating Revenues

Operating revenues totaled $142.6 million for the second quarter of 1997, or an increase of $7.3 million over the second quarter of 1996. During the first six months of 1997, Transtar's operating revenues were $238.6 million, reflecting an improvement of $7.6 million over the same period of 1996. The first half revenue increase was driven by the Railroad and Fleet Groups, while Barge revenues were 4.7% behind last year's first half. The Railroad Group's improvement was achieved as a result of increased traffic volumes of ore, coal and coke. Railroad Group revenues in the second quarter of 1997 were $6.4 million greater than the $90.9 million earned in the same period last year. These improvements are the result of: mild weather and solid production at Minnesota taconite plants increasing ore shipments; additional coal movements to utility companies; and increased coke shipments to steel producing facilities. Fleet revenues increased by $2.5 million in the second quarter of 1997 when compared with the same period of 1996. The Fleet's first half of 1997 volumes increased $1.8 million from the levels earned in the first half of 1996 primarily due to the relatively mild weather and ice conditions when compared with the severe conditions that adversely impacted navigation during the first four months of 1996. The Barge Group first half revenue decline was primarily a result of decreased coal movements. Barge Group revenues of $14.9 million for the second quarter of 1997 recognized a $1.8 million reduction from the same period of 1996. This decrease is attributable to handling lower coal volumes due to changed routing, as well as, production problems at origin mines.

Operating Expenses

Transtar's operating expenses increased $5.3 million and $4.7 million, respectively, during the second quarter and the first half of 1997, when compared to the same periods of 1996. The Railroad Group's second quarter 1997 expenses increased by $6.3 million over the $66.6 million incurred for the same period of 1996, while increasing $8.3 million during the first six months of 1997 to $140.9 million. These net increases were primarily the result of three major items: increased materials expenditures for repairs to freight cars, locomotives and track structure; recognition of expenses associated with a limited early retirement program during June 1997; and a credit to cost in the second quarter of 1996 resulting from the settlement of environmental litigation. Fleet operating expenses totaled $23.2 million and $34.6 million, respectively, during the second quarter and the first half of 1997, and reflect decreases of $1.0 million and $3.2 million, respectively. These cost reductions can be traced to less severe ice conditions on the Great Lakes in 1997 than 1996 and lower health and medical insurance expenses. Additionally, expenses associated with fuel and outside contractor services have declined from 1996 levels. Operating costs for the Barge Group remained virtually unchanged from the $12.5 million incurred in the second quarter of 1996. Barge Group expenses decreased by $0.3 million to $24.3 million during the first half of 1997, primarily due to reduced traffic levels and improved river operating conditions.

Other Income, net

Transtar's other income, net, increased by $1.2 million and $2.1 million, respectively, during the second quarter and the first half of 1997, when compared to the same periods of 1996. The major factor contributing to this improvement in both periods was a reduction in interest expense due to lower outstanding debt.

Provision for Income Taxes

Transtar's provision for income taxes increased $1.4 million during the second quarter of 1997 and $2.1 million in the first half, when compared to the same periods of 1996. These changes are directly a result of the increase in Transtar's income before taxes for both of 1997 periods when compared to 1996.

Liquidity and Capital Resources

Transtar's cash and temporary investments were $26.9 million at June 30, 1997, or $2.2 million greater than the balance at the end of 1996, and $20.1 million greater than the balance at June 30, 1996. Cash flow from operating activities during the six months ended June 30, 1997 amounted to $44.4 million, or $15.1 million greater than comparable periods of 1996. These improvements were primarily caused by an industry-wide change in the methodology for settling freight divisions between Railroad carriers that occurred in the second half of 1996. Cash flow used for investing activities during the first half of 1997 totaled $5.8 million, or $1.3 million less than was utilized during the same periods of 1996. Gross capital expenditures amounted to $6.4 million for the first six months of 1997, a decrease of $1.6 million versus the same period of 1996. Proceeds from the sale of property amounted to $0.6 during the first half of 1997 versus the $1.0 million that was generated in the comparable period of 1996.

During the second quarter of 1997, Transtar repaid $26.0 million of debt, or $10.0 million more than last year's second quarter. This repayment was for Transtar's Term Loan facility obligation. For the first six months of 1997, Transtar retired $36.0 million of Term Loan obligation, versus the $16.0 million Term Loan retirement in the same period of 1996. During the first six months of 1996, Transtar repaid $10.0 million of its revolving credit facility. Since its December 7, 1993 refinancing, Transtar has retired $223.0 million of its long-term obligations. Transtar, as of June 30, 1997, has $24.0 million of availability under its Revolving Credit Facility.

PART II -  OTHER INFORMATION

Item 1.  Legal Proceedings

Holdings and TCC had no reportable events of material pending legal proceedings other than ordinary routine litigation incidental to the business during the six month period ended June 30, 1997.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     27. Financial Data Schedule

(b)  Reports on 8-K

     Holdings and TCC did not file any reports on Form 8-K during the quarter ended June 30, 1997.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 1997

                                               TRANSTAR HOLDINGS, L.P.
                                               TRANSTAR CAPITAL CORPORATION

                                               By: /s/ Howard A. Lipson
                                                  ---------------------------
                                                  Howard A. Lipson, Treasurer